Form 10-K405
period 1996-06-30
AFG RECEIVABLES CORP
filed 1996-09-27
CIK 927655

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-K


(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO          .
                                                   -----------   ----------


            AFG RECEIVABLES TRUST, 1995-A                   33-82064
            AFG RECEIVABLES TRUST, 1996-A                   33-99536
            AFG RECEIVABLES TRUST, 1996-B                   33-99536
         -------------------------------------              ---------
         Exact Name of registrant as specified             Commission
                  in its charter                           file number


                  California                                    36-3792182
          ---------------------------------                    -----------
             State or other jurisdiction of                    IRS Employer
            incorporation or organization                 Identification Number


                     Oakmont Circle 1, 601 Oakmont Lane
                        Westmont, Illinois 60559-5549
                     ----------------------------------
                   (Address of Principal Executive Office)


Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. X  Yes     No
                                  ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

                                                 PART I.

ITEM 1.      BUSINESS

Each Trust was formed pursuant to a Pooling and Servicing Agreement between AFG Receivables Corporation as Seller, AutoFinance Group, Inc., as Servicer, and The Chase Manhattan Bank (formerly known as Chemical Bank) as Trustee dated November 1, 1995 for Trust 1995-A, February 1, 1996 for Trust 1996-A and May 1, 1996 for Trust 1996-B. The Trusts have each issued asset backed certificates. The Trusts include retail installment contracts secured by new and used automobiles and light trucks.

ITEM 2.      PROPERTIES

The following table sets forth the aggregate information for the respective Trusts for the period indicated:

TRUST 1995-A (November, 1 1995 through June 30, 1996)

      Class A Certificate Balance                         $64,671,713
      Class A Pass Through Rate                           6.15%
      Class B Certificate Balance                         $ 4,311,448
      Class B Pass Through Rate                           6.45%
      Class C Certificate Balance                         $ 2,874,298
      Subordinated Spread Account Balance                 $ 3,939,617
      Distributions Allocable to Principal                $28,154,326
      Distributions Allocable to Interest                 $11,214,094
      Servicing Fees Paid or accrued to Servicer          $ 2,055,681
      Net Losses                                          $ 4,475,050
      Net Liquidation Proceeds Received                   $ 4,509,648
      Number of Charged off Accounts                      852
      Gross Principal Balance of Liquidated Accounts      $ 9,376,132
      Recoveries of Previously Liquidated Contracts       $   391,434
      Average Annualized Net Loss Ratio                   7.62%
      Number of Accounts in Repossession as of
         June 30, 1996                                    110


                                                 Number of        Dollar
                                                 Contracts        Amount
                                                 ---------        ------
Average Delinquency Ratios
        30-59 Days Delinquent                    .83%              .85%
        60-89 Days Delinquent                    .00%              .00%
        90 Days and Over                         .00%              .00%

ITEM 2.  (continued)       PROPERTIES

TRUST 1996-A (February 1, 1996 through June 30, 1996)

      Class A Certificate Balance                          $30,710,098
      Class A Pass Through Rate                            5.45%
      Class B Certificate Balance                          $  2,047,340
      Class B Pass Through Rate                            5.80%
      Class C Certificate Balance                          $  1,364,893
      Subordinated Spread Account Balance                  $  1,439,802
      Distributions Allocable to Principal                 $  5,883,479
      Distributions Allocable to Interest                  $  2,991,148
      Servicing Fees Paid or accrued to Servicer           $    552,043
      Net Losses                                           $    958,750
      Net Liquidation Proceeds Received                    $    917,196
      Number of Charged off Accounts                       165
      Gross Principal Balance of Liquidated Accounts       $  1,894,044
      Recoveries of Previously Liquidated Contracts        $     18,097
      Average Annualized Net Loss Ratio                    6.08%
      Number of Accounts in Repossession as of
         June 30, 1996                                     73

                                               Number of        Dollar
                                               Contracts        Amount
                                               ---------        ------
Average Delinquency Ratios
        30-59 Days Delinquent                    .81%            .79%
        60-89 Days Delinquent                    .00%            .00%
        90 Days and Over                         .00%            .00%

TRUST 1996-B (May 1, 1996 through June 30, 1996)
      Class A Certificate Balance                          $42,253,358
      Class A Pass Through Rate                            6.60%
      Class B Certificate Balance                          $ 2,373,784
      Class B Pass Through Rate                            7.05%
      Class C Certificate Balance                          $ 2,848,541
      Subordinated Spread Account Balance                  $   722,771
      Distributions Allocable to Principal                 $ 2,534,721
      Distributions Allocable to Interest                  $ 1,468,713
      Servicing Fees Paid or accrued to Servicer           $   288,765
      Net Losses                                           $   384,312
      Net Liquidation Proceeds Received                    $   286,551
      Number of Charged off Accounts                       52
      Gross Principal Balance of Liquidated Accounts       $   670,863
      Recoveries of Previously Liquidated Contracts        $0
      Average Annualized Net Loss Ratio                    4.66%
      Number of Accounts in Repossession as of
          June 30, 1996                                    80

                                                Number of        Dollar
                                                Contracts        Amount
                                                ---------        ------
Average Delinquency Ratios
        30-59 Days Delinquent                     1.29%          1.28%
        60-89 Days Delinquent                      .00%           .00%
        90 Days and over                           .00%           .00%

ITEM 3.             LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                                    PART II.

ITEM 5.             MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                    STOCKHOLDER MATTERS

There were 21 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1995-A. There were 2 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1996-A. There were 16 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1996-B.

There is no established public trading market for any of the certificates.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.


                                    PART III


ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.

                                     Name and            Amount and Nature
     Title of                 Address of Beneficial   of Beneficial Ownership    Percent of
       Class                           Owner             (in thousands)              Class
    ---------                 ---------------------   -----------------------    ----------

Trust 1995-A                  Bank of New York               $20,520                 32%
6.15% Asset Backed            925 Patterson Plank Rd
Certificates, Class A         Secaucus, NJ  07094

                              Bank One Trust Company         $15,807                 24%
                              30 West Spring Street
                              Columbus, OH  43266

                              Boston Safe Deposit and        $ 7,680                 12%
                                 Trust Company
                              c/o Mellon Bank NA
                              Three Mellon Bank Center
                              Pittsburgh, PA  15259

                                   Name and               Amount and Nature
  Title of                  Address of Beneficial      of Beneficial Ownership   Percent of
   Class                             Owner                 (in thousands)          Class
 --------                   ---------------------     ------------------------  ----------

Trust 1995-A                   Morgan Guaranty Trust             $  6,825             11%
6.15% Asset Backed                Co., of New York
Certificates, Class A          37 Wall Street  16th Floor
(continued)                    New York, NY  10260

                               Northern Trust Co.                $  4,634              7%
                               801 S. Canal
                               Chicago, IL  60607

                               First Trust NA                    $  4,670              7%
                               c/o Proxy Services
                               71 Executive Blvd
                               Farmingdale, NY  11735

Trust 1995-A                   CS First Boston Corp.             $  4,311            100%
6.45% Asset Backed             c/o ADP Proxy Services
Certificates, Class B          51 Mercedes Way
                               Englewood, NY  11717

Trust 1996-A                   Bank of New York                  $ 22,181             72%
5.45% Asset Backed             925 Patterson Plank Rd
Certificates, Class A          Secaucus, NJ  07094

                               Chase Manhattan   Bank NA         $  8,529             28%
                               1 Chase Manhattan Plaza
                               New York, NY  10081

Trust 1996-A                   Brown Brothers Harriman           $  2,047            100%
5.80% Asset Backed             63 Wall Street, 8th Floor
Certificates, Class B          New York, NY  10005

Trust 1996-B                   Bank of New York                  $ 24,041             57%
6.60% Asset Backed             925 Patterson Plank Rd
Certificates, Class A          Secaucus, NJ  07094

                               Chemical Bank                     $  5,696              13%
                               Auto Settle  Dept
                               4 New York Plaza
                               New York, NY  10004

                               CS First Boston                   $  2,856              7%
                               c/o ADP Proxy Services
                               51 Mercedes Way
                               Englewood, NY  11717


                                                  Page 4


                                       Name and                Amount and Nature
 Title of                       Address of Beneficial       of Beneficial Ownership      Percent of
   Class                                 Owner                   (in thousands)            Class
 --------                       ----------------------      ----------------------       ---------
Trust 1996-B                    M & I Marshall & Ilsley           $  2,848                  7%
6.60% Asset Backed                 Bank
Certificates, Class A           Marshall & Ilsley Trust
(continued)                     1000 N Water Street
                                P.O. Box 2977
                                Milwaukee, WI  53202


Trust 1996-B                    CS First Boston Corp.             $  2,373                100%
7.05% Asset Backed              c/o ADP Proxy Services
Certificates, Class B           51 Mercedes Way
                                Englewood, NY  11717


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

                (a) (1)  FINANCIAL STATEMENTS

                Not applicable.

                (a) (2)  FINANCIAL STATEMENT SCHEDULES

                Not applicable.

                (a) (3)  EXHIBITS

                Designation            Description                 Method of Filing

                Exhibit 19.1     Monthly Servicing Report -     Filed as Exhibit 20 to
                                 for the period November 1-     AFG Receivables Corp.
                                 to November 30, 1995           Current Report on Form
                                                                8-K dated December 29,
                                                                1995 and incorporated
                                                                herein by reference

                Exhibit 19.2     Monthly Servicing Report -     Filed as Exhibit 20 to
                                 for the period December 1-     AFG Receivables Corp.
                                 to December 31, 1995           Current Report on Form
                                                                8-K dated January 23,
                                                                1996 and incorporated
                                                                herein by reference.


                  Designation                     Description                      Method of Filing
                  Exhibit 19.3              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period January 1-           AFG Receivables Corp.
                                            to January 31, 1996                 Current Report on Form
                                                                                8-K dated February 26,
                                                                                1996 and incorporated
                                                                                herein by reference.

                  Exhibit 19.4              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period February 1-          AFG Receivables Corp.
                                            to February 29, 1996                Current Report on Form
                                                                                8-K dated March 22,
                                                                                1996 and incorporated
                                                                                herein by reference.

                  Exhibit 19.5              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period March 1-             AFG Receivables Corp.
                                            to March 31, 1996                   Current Report on Form
                                                                                8-K dated April 25,
                                                                                1996 and incorporated
                                                                                herein by reference..

                  Exhibit 19.6              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period April 1-             AFG Receivables Corp.
                                            to April 30, 1996                   Current Report on Form
                                                                                8-K dated May 29,
                                                                                1996 and incorporated
                                                                                herein by reference.

                  Exhibit 19.7              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period May 1-               AFG Receivables Corp.
                                            to May 31, 1996                     Current Report on Form
                                                                                8-K dated June 24,
                                                                                1996 and incorporated
                                                                                herein by reference.

                  Exhibit 19.8              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period June 1-              AFG Receivables Corp.
                                            to June 30, 1996                    Current Report on Form
                                                                                8-K dated July 24,
                                                                                1996 and incorporated
                                                                                herein by reference.

                  Exhibit 99.1              Officers Certificate dated as       Filed with this report.
                                            of June 30, 1996

                  Exhibit 99.2              Report of Independent               Filed with this report.
                                            Accountants on internal
                                            control over securitized
                                            receivables.


           Designation                     Description                      Method of Filing
           Exhibit 99.3              Management's Report on              Filed with this report
                                     Internal Control over
                                     Securitized Receivables



                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 1996          AFG Receivables Trust, 1995-A
                                  AFG Receivables Trust, 1996-A
                                  AFG Receivables Trust, 1996-B

                                  By: AutoFinance Group, Inc., as servicer

                                  By:  /s/ Thomas R. Blend

                                  Name:  Thomas R. Blend
                                  Title: Vice President, Chief Accounting
                                         Officer