Form 10-K405
period 1997-06-30
AFG RECEIVABLES CORP
filed 1997-09-29
CIK 927655

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO________ .

         AFG RECEIVABLES TRUST, 1995-A                 33-82064
         AFG RECEIVABLES TRUST, 1996-A                 33-99536
         AFG RECEIVABLES TRUST, 1996-B                 33-99536
         AFG RECEIVABLES TRUST, 1996-C                 33-99536
         AFG RECEIVABLES TRUST, 1996-D                 33-99536
         -----------------------------                 --------
         Exact Name of registrant as specified         Commission
                  in its charter                       file number

                  California                               36-3792182
         ----------------------------------            ----------------
             State or other jurisdiction of              IRS Employer
            incorporation or organization             Identification Number

                       Oakmont Circle 1, 601 Oakmont Lane
                          Westmont, Illinois 60559-5549
                          -----------------------------
                     (Address of Principal Executive Office)

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. X  Yes   No
                                  ----    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

                                     PART I.

ITEM 1.           BUSINESS

Each Trust was formed pursuant to a Pooling and Servicing Agreement between AFG Receivables Corporation as Seller, AutoFinance Group, Inc., as Servicer, and The Chase Manhattan Bank (formerly known as Chemical Bank) as Trustee dated November 1, 1995 for Trust 1995-A, February 1, 1996 for Trust 1996-A, May 1, 1996 for Trust 1996-B, August 1, 1996 for Trust 1996-C and November 1, 1996 for Trust 1996-D. The Trusts have each issued asset backed certificates. The Trusts include retail installment contracts secured by new and used automobiles and light trucks.

ITEM 2.           PROPERTIES

The following table sets forth the aggregate information for the respective Trusts for the period indicated:

TRUST 1995-A (July, 1 1996 through June 30, 1997)

         Class A Certificate Balance                       $   33,913,035
         Class A Pass Through Rate                         6.15%
         Class B Certificate Balance                       $    2,260,869
         Class B Pass Through Rate                         6.45%
         Class C Certificate Balance                       $    1,507,246
         Subordinated Spread Account Balance               $    4,000,471
         Distributions Allocable to Principal              $   34,176,309
         Distributions Allocable to Interest               $   10,608,872
         Servicing Fees Paid or accrued to Servicer        $    1,927,847
         Net Losses                                        $    4,524,928
         Net Liquidation Proceeds Received                 $    4,236,273
         Number of Charged off Accounts                     1,119
         Gross Principal Balance of Liquidated Accounts    $   10,091,417
         Recoveries of Previously Liquidated Contracts     $    1,330,216
         Average Annualized Net Loss Ratio                 7.99%
         Number of Accounts in Repossession as of
            June 30, 1997                                    64
                                                             Number of           Dollar
                                                             Contracts           Amount
                                                             ---------           ------

Average Delinquency Ratios

                  30-59 Days Delinquent                           1.76%            1.83%
                  60-89 Days Delinquent                           .00%             .00%
                  90 Days and Over                                .00%             .00%


ITEM 2.  (continued)       PROPERTIES

TRUST 1996-A (July 1, 1996 through June 30, 1997)

         Class A Certificate Balance                          $  17,186,175
         Class A Pass Through Rate                            5.45%
         Class B Certificate Balance                          $   1,145,745
         Class B Pass Through Rate                            5.80%
         Class C Certificate Balance                          $     763,830
         Subordinated Spread Account Balance                  $   1,600,232
         Distributions Allocable to Principal                 $  15,026,581
         Distributions Allocable to Interest                  $   5,091,094
         Servicing Fees Paid or accrued to Servicer           $     932,401
         Net Losses                                           $   2,812,372
         Net Liquidation Proceeds Received                    $   2,369,752
         Number of Charged off Accounts                        578
         Gross Principal Balance of Liquidated Accounts       $   5,798,887
         Recoveries of Previously Liquidated Contracts        $     616,763
         Average Annualized Net Loss Ratio                    10.30%
         Number of Accounts in Repossession as of
            June 30, 1997                                     41
                                                              Number of         Dollar
                                                               Contracts        Amount
                                                               ---------        ------
Average Delinquency Ratios
                  30-59 Days Delinquent                           2.04%             2.10%
                  60-89 Days Delinquent                           .00%              .00%
                  90 Days and Over                                .00%              .00%
TRUST 1996-B (July 1, 1996 through June 30, 1997)
         Class A Certificate Balance                          $ 24,536,178
         Class A Pass Through Rate                            6.60%
         Class B Certificate Balance                          $   1,378,437
         Class B Pass Through Rate                            7.05%
         Class C Certificate Balance                          $   1,654,124
         Subordinated Spread Account Balance                  $   1,928,958
         Distributions Allocable to Principal                 $  19,906,944
         Distributions Allocable to Interest                  $   7,101,958
         Servicing Fees Paid or accrued to Servicer           $   1,325,435
         Net Losses                                           $   4,267,008
         Net Liquidation Proceeds Received                    $   3,885,566
         Number of Charged off Accounts                       828
         Gross Principal Balance of Liquidated Accounts       $   8,790,880
         Recoveries of Previously Liquidated Contracts        $     638,306
         Average Annualized Net Loss Ratio                    11.21%
         Number of Accounts in Repossession as of
             June 30, 1997                                    51
                                                              Number of        Dollar
                                                              Contracts        Amount
                                                              ---------        ------
Average Delinquency Ratios
                  30-59 Days Delinquent                           1.89%           1.96%
                  60-89 Days Delinquent                             .00%            .00%
                  90 Days and over                                  .00%            .00%

ITEM 2. (continued)             PROPERTIES

TRUST 1996-C (August 1, 1996 through June 30, 1997)

         Class A Certificate Balance                          $  34,848,150
         Class A Pass Through Rate                            6.45%
         Class B Certificate Balance                          $   1,957,761
         Class B Pass Through Rate                            6.95%
         Class C Certificate Balance                          $   2,349,313
         Subordinated Spread Account Balance                  $   2,489,279
         Distributions Allocable to Principal                 $  20,853,721
         Distributions Allocable to Interest                  $   8,670,981
         Servicing Fees Paid or accrued to Servicer           $   1,630,687
         Net Losses                                           $   4,351,645
         Net Liquidation Proceeds Received                    $   3,827,626
         Number of Charged off Accounts                       801
         Gross Principal Balance of Liquidated Accounts       $   8,750,535
         Recoveries of Previously Liquidated Contracts        $     571,264
         Average Annualized Net Loss Ratio                    9.47%
         Number of Accounts in Repossession as of
             June 30, 1997                                     78
                                                               Number of        Dollar
                                                               Contracts        Amount
                                                               ---------        ------
Average Delinquency Ratios
                  30-59 Days Delinquent                            2.21%           2.21%
                  60-89 Days Delinquent                              .00%            .00%
                  90 Days and over                                   .00%            .00%
TRUST 1996-D (November 1, 1996 through June 30, 1997)
         Class A Certificate Balance                          $  50,063,251
         Class A Pass Through Rate                            6.10%
         Class B Certificate Balance                          $   2,812,542
         Class B Pass Through Rate                            6.65%
         Class C Certificate Balance                          $   3,375,051
         Subordinated Spread Account Balance                  $   2,199,292
         Distributions Allocable to Principal                 $  18,757,219
         Distributions Allocable to Interest                  $   8,259,320
         Servicing Fees Paid or accrued to Servicer           $   1,576,817
         Net Losses                                           $   4,590,038
         Net Liquidation Proceeds Received                    $   3,560,646
         Number of Charged off Accounts                       742
         Gross Principal Balance of Liquidated Accounts       $   8,557,218
         Recoveries of Previously Liquidated Contracts        $     406,535
         Average Annualized Net Loss Ratio                    10.36%
         Number of Accounts in Repossession as of
             June 30, 1997                                    90
                                                              Number of           Dollar
                                                              Contracts           Amount
                                                              ---------           ------
Average Delinquency Ratios
                  30-59 Days Delinquent                            2.38%           2.38%
                  60-89 Days Delinquent                             .00%            .00%
                  90 Days and over                                  .00%            .00%

                                     Page 3


ITEM 3.                LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                                    PART II.

ITEM 5.                MARKET FOR REGISTRANT' COMMON STOCK AND RELATED
                       STOCKHOLDER MATTERS

There were 21 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1995-A. There were 2 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1996-A. There were 11 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1996-B. There was 1 holder of record for both the Class A and Class B Certificates of Trust 1996-C. There were 4 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1996-D.


There is no established public trading market for any of the certificates.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.


                                    PART III


ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT.

                                           Name and               Amount and Nature
     Title of                       Address of Beneficial      of Beneficial Ownership    Percent of
       Class                                 Owner                  (in thousands)          Class
    ---------                       ---------------------     ------------------------    ----------
Trust 1995-A                        Bank of New York              $ 13,304                   39%
6.15% Asset Backed                  925 Patterson Plank Rd
Certificates, Class A               Secaucus, NJ  07094

                                    Fleet Bank of  MA, N.A.           $ 3,391                10%
                                    c/o ADP Proxy Services
                                    51 Mercedes Way
                                    Edgewood, NY  11717


                                           Name and               Amount and Nature
     Title of                       Address of Beneficial     of Beneficial Ownership   Percent of
       Class                                 Owner                  (in thousands)        Class
    ---------                       ---------------------     ------------------------  ----------
Trust 1995-A                        Northern  Trust Co.              $ 2,430              7%
6.15% Asset Backed                  801 S. Canal
Certificates, Class A               Chicago, IL  60607
(continued)
                                    UMB Bank, N.A.                   $ 8,289             24%
                                    P.O. Box 419260
                                    Kansas City, MO  64141

                                    First Trust NA                   $ 2,449              7%
                                    c/o Proxy Services
                                    71 Executive Blvd
                                    Farmingdale, NY  11735

Trust 1995-A                        Investors Fiduciary Trust Co.    $ 2,261            100%
6.45% Asset Backed                  P.O. Box 1631
Certificates, Class B               Boston, MA  02105

Trust 1996-A                        Bank of New York                 $12,413             72%
5.45% Asset Backed                  925 Patterson Plank Rd
Certificates, Class A               Secaucus, NJ  07094

                                    Chase Manhattan   Bank NA        $ 4,773             28%
                                    1 Chase Manhattan Plaza
                                    New York, NY  10081

Trust 1996-A                        Brown Brothers Harriman          $ 1,146            100%
5.80% Asset Backed                  63 Wall Street, 8th Floor
Certificates, Class B               New York, NY  10005

Trust 1996-B                        Bank of New York                 $13,961             57%
6.60% Asset Backed                  925 Patterson Plank Rd
Certificates, Class A               Secaucus, NJ  07094

                                    Bank of America Trust            $ 1,659              7%
                                    555 S. Flower Street
                                    Los Angeles, CA 90071

                                    Chase Manhattan  Bank, N.A.      $ 6,508             26%
                                    One Chase Manhattan Plaza
                                    New York, NY  10081

Trust 1996-B                        Investors Fiduciary Co.          $ 1,378            100%
7.05% Asset Backed                  P.O. Box 1631
Certificates, Class B               Boston, MA  02105





                                           Name and                Amount and Nature
     Title of                       Address of Beneficial      of Beneficial Ownership    Percent of
       Class                                 Owner                  (in thousands)          Class
    ---------                       ---------------------     ------------------------    ----------
Trust 1996-C                        Bank of New York             $ 34,848                   100%
6.45% Asset Backed                  925 Patterson Plank Rd.
Certificates, Class A               Secaucus, NJ 07094

Trust 1996-C                        Northern Trust Co.           $  1,957                   100%
6.95% Asset Backed                  801 S. Canal
Certificates, Class B               Chicago, IL 60607

Trust 1996-D                        Bank of New York             $ 21,373                    43%
6.10% Asset Backed                  925 Patterson Plank Rd.
Certificates, Class A               Secaucus, NJ 07094
                                    BankBoston, N.A.             $ 20,248                    40%
                                    150 Royal Street
                                    Canton, MA  02021

                                    National City Bank           $  6,637                    13%
                                    1900 East 9th Street
                                    Cleveland, OH 44114

Trust 1996-D                        Northern Trust Co.           $  2,812                   100%
6.65% Asset Backed                  801 S. Canal
Certificates, Class B               Chicago, IL 60607





ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

                  (a) (1)  FINANCIAL STATEMENTS

                  Not applicable.

                  (a) (2)  FINANCIAL STATEMENT SCHEDULES

                  Not applicable.


ITEM 14. (continued)

                  (a) (3)  EXHIBITS

 Designation                   Description                             Method of Filing

Exhibit 19.1               Monthly Servicing Report-                   Filed as Exhibit 20 to
                           for the period July  1-                     AFG Receivables Corp.
                           to July 31, 1996                            Current Report on Form
                                                                       8-K dated August 26,
                                                                       1996 and incorporated
                                                                       herein by reference

Exhibit 19.2              Monthly Servicing Report -                   Filed as Exhibit 20 to
                          for the period August 1-                     AFG Receivables Corp.
                          to August 31, 1996                           Current Report on Form
                                                                       8-K dated September 23,
                                                                       1996 and incorporated
                                                                       herein by reference.

Exhibit 19.3              Monthly Servicing Report -                   Filed as Exhibit 20 to
                          for the period September 1-                  AFG Receivables Corp.
                          to September 30, 1996                        Current Report on Form
                                                                       8-K dated October 24,
                                                                       1996 and incorporated
                                                                       herein by reference.

Exhibit 19.4              Monthly Servicing Report -                   Filed as Exhibit 20 to
                          for the period October 1-                    AFG Receivables Corp.
                          to October 31, 1996                          Current Report on Form
                                                                       8-K dated November 25,
                                                                       1996 and incorporated
                                                                       herein by reference.

Exhibit 19.5              Monthly Servicing Report -                   Filed as Exhibit 20 to
                          for the period November 1-                   AFG Receivables Corp.
                          to November 30, 1996                         Current Report on Form
                                                                       8-K dated December 20,
                                                                       1996 and incorporated
                                                                       herein by reference..

Exhibit 19.6              Monthly Servicing Report -                   Filed as Exhibit 20 to
                          for the period December 1-                   AFG Receivables Corp.
                          to December 31, 1996                         Current Report on Form
                                                                       8-K dated January 24,
                                                                       1997 and incorporated
                                                                       herein by reference.

Exhibit 19.7              Monthly Servicing Report -                   Filed as Exhibit 20 to
                          for the period January 1-                    AFG Receivables Corp.
                          to January 31, 1997                          Current Report on Form
                                                                       8-K dated February 25,
                                                                       1997 and incorporated
                                                                       herein by reference.


ITEM 14. (continued)


Designation                     Description                    Method of Filing

Exhibit 19.8              Monthly Servicing Report -          Filed as Exhibit 20 to
                          for the period February 1-          AFG Receivables Corp.
                          to February 28, 1997                Current Report on Form
                                                              8-K dated March 25,
                                                              1997 and incorporated
                                                              herein by reference.

Exhibit 19.9              Monthly Servicing Report -          Filed as Exhibit 20 to
                          for the period March 1-             AFG Receivables Corp.
                          to March 31, 1997                   Current Report on Form
                                                              8-K dated April  25,
                                                              1997 and incorporated
                                                              herein by reference

Exhibit 19.10             Monthly Servicing Report -          Filed as Exhibit 20 to
                          for the period April 1-             AFG Receivables Corp.
                          to April 30, 1997                   Current Report on Form
                                                              8-K dated May  23,
                                                              1997 and incorporated
                                                              herein by reference

Exhibit 19.11             Monthly Servicing Report -          Filed as Exhibit 20 to
                          for the period May 1-               AFG Receivables Corp.
                          to May 31, 1997                     Current Report on Form
                                                              8-K dated June  17,
                                                              1997 and incorporated
                                                              herein by reference

Exhibit 19.12             Monthly Servicing Report -          Filed as Exhibit 20 to
                          for the period June 1-              AFG Receivables Corp.
                          to June 30, 1997                    Current Report on Form
                                                              8-K dated July  29,
                                                              1997 and incorporated
                                                              herein by reference

Exhibit 99.1              Officers Certificate dated as       Filed with this report.
                          of June 30, 1997

Exhibit 99.2              Report of Independent               Filed with this report.
                          Accountants on internal
                          control over securitized
                          receivables.




ITEM 14. (continued)

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

Date: September 25, 1997      AFG Receivables Trust, 1995-A
                              AFG Receivables Trust, 1996-A
                              AFG Receivables Trust, 1996-B
                              AFG Receivables Trust, 1996-C
                              AFG Receivables Trust, 1996-D



                              By: AutoFinance Group, Inc., as servicer

                              By:  /s/ Thomas R. Blend
                                  --------------------------------
                              Name:  Thomas R. Blend
                              Title: Vice President, Chief Accounting Officer