Form 10-K405
period 1998-06-30
AFG RECEIVABLES CORP
filed 1998-09-30
CIK 927655

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________.




         AFG RECEIVABLES TRUST, 1995-A                   33-82064
         AFG RECEIVABLES TRUST, 1996-A                   33-99536
         AFG RECEIVABLES TRUST, 1996-B                   33-99536
         AFG RECEIVABLES TRUST, 1996-C                   33-99536
         AFG RECEIVABLES TRUST, 1996-D                   33-99536
         -----------------------------                   --------
         Exact Name of registrant as specified          Commission
                  in its charter                        file number


          California                                     36-3792182
-------------------------------                      ---------------------
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

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days. X  Yes     No
                                  ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I.

ITEM 1.           BUSINESS

Each Trust was formed pursuant to a Pooling and Servicing Agreement between AFG Receivables Corporation as Seller, AutoFinance Group, Inc. (now known as Key Bank USA, National Association) as Servicer, and The Chase Manhattan Bank (formerly known as Chemical Bank) as Trustee dated November 1, 1995 for Trust 1995-A, February 1, 1996 for Trust 1996-A, May 1, 1996 for Trust 1996-B, August 1, 1996 for Trust 1996-C and November 1, 1996 for Trust 1996-D. The Trusts have each issued asset backed certificates. The Trusts include retail installment contracts secured by new and used automobiles and light trucks.

ITEM 2.           PROPERTIES

The following table sets forth the aggregate information for the respective Trusts for the period indicated:

TRUST 1995-A (July 1, 1997 through June 30, 1998)


         Class A Certificate Balance                        $14,655,917
         Class A Pass Through Rate                                 6.15%
         Class B Certificate Balance                        $   977,061
         Class B Pass Through Rate                                 6.45%
         Class C Certificate Balance                        $   651,374
         Subordinated Spread Account Balance                $ 2,000,236
         Distributions Allocable to Principal               $21,396,798
         Distributions Allocable to Interest                $ 5,177,011
         Servicing Fees Paid or accrued to Servicer         $   944,806
         Net Losses                                         $ 1,833,653
         Net Liquidation Proceeds Received                  $ 1,220,160
         Number of Charged off Accounts                             577
         Gross Principal Balance of Liquidated Accounts     $ 4,054,456
         Recoveries of Previously Liquidated Contracts      $ 1,000,643
         Average Annualized Net Loss Ratio                         6.29%
         Number of Accounts in Repossession as of
            June 30, 1998                                            34


                                                   Number of           Dollar
                                                   Contracts           Amount
                                                   ---------           ------
         Average Delinquency Ratios
                  30-59 Days Delinquent              2.58%              2.50%
                  60-89 Days Delinquent               .00%               .00%
                  90 Days and Over                    .00%               .00%

ITEM 2.(continued) PROPERTIES

TRUST 1996-A (July 1, 1997 through June 30, 1998)


         Class A Certificate Balance                          $ 9,235,238
         Class A Pass Through Rate                                   5.45%
         Class B Certificate Balance                          $   554,114
         Class B Pass Through Rate                                   5.80%
         Class C Certificate Balance                          $   369,410
         Subordinated Spread Account Balance                  $   923,524
         Distributions Allocable to Principal                 $ 9,860,512
         Distributions Allocable to Interest                  $ 2,721,926
         Servicing Fees Paid or accrued to Servicer           $   494,515
         Net Losses                                           $ 1,103,556
         Net Liquidation Proceeds Received                    $   770,049
         Number of Charged off Accounts                               293
         Gross Principal Balance of Liquidated Accounts       $ 2,316,497
         Recoveries of Previously Liquidated Contracts        $   442,892
         Average Annualized Net Loss Ratio                           7.17%
         Number of Accounts in Repossession as of
            June 30, 1998                                              17


                                                       Number of       Dollar
                                                       Contracts       Amount
                                                       ---------       ------
         Average Delinquency Ratios
                  30-59 Days Delinquent                  2.77%          2.76%
                  60-89 Days Delinquent                   .00%           .00%
                  90 Days and Over                        .00%           .00%

TRUST 1996-B (July 1, 1997 through June 30, 1998)


         Class A Certificate Balance                          $ 12,309,222
         Class A Pass Through Rate                                    6.60%
         Class B Certificate Balance                          $    691,529
         Class B Pass Through Rate                                    7.05%
         Class C Certificate Balance                          $    829,835
         Subordinated Spread Account Balance                  $  1,659,670
         Distributions Allocable to Principal                 $ 13,738,153
         Distributions Allocable to Interest                  $  3,907,491
         Servicing Fees Paid or accrued to Servicer           $    722,384
         Net Losses                                           $  1,726,738
         Net Liquidation Proceeds Received                    $  1,261,307
         Number of Charged off Accounts                                423
         Gross Principal Balance of Liquidated Accounts       $  3,647,778
         Recoveries of Previously Liquidated Contracts        $    656,733
         Average Annualized Net Loss Ratio                            7.95%
         Number of Accounts in Repossession as of
             June 30, 1998                                              28


                                                       Number of       Dollar
                                                       Contracts       Amount
                                                       ---------       ------
         Average Delinquency Ratios
                  30-59 Days Delinquent                  2.79%          2.93%
                  60-89 Days Delinquent                   .00%           .00%
                  90 Days and over                        .00%           .00%

                                     Page 2

ITEM 2.  (continued)       PROPERTIES

TRUST 1996-C (July 1, 1997 through June 30, 1998)


         Class A Certificate Balance                      $18,698,407
         Class A Pass Through Rate                               6.45%
         Class B Certificate Balance                      $ 1,050,472
         Class B Pass Through Rate                               6.95%
         Class C Certificate Balance                      $ 1,260,567
         Subordinated Spread Account Balance              $ 3,000,447
         Distributions Allocable to Principal             $18,145,778
         Distributions Allocable to Interest              $ 5,694,168
         Servicing Fees Paid or accrued to Servicer       $ 1,056,416
         Net Losses                                       $ 2,971,791
         Net Liquidation Proceeds Received                $ 2,173,156
         Number of Charged off Accounts                           640
         Gross Principal Balance of Liquidated Accounts   $ 6,008,439
         Recoveries of Previously Liquidated Contracts    $   863,491
         Average Annualized Net Loss Ratio                       9.43%
         Number of Accounts in Repossession as of
            June 30, 1998                                          36


                                                      Number of        Dollar
                                                      Contracts        Amount
                                                      ---------        ------
         Average Delinquency Ratios
                  30-59 Days Delinquent                 2.13%          2.29%
                  60-89 Days Delinquent                  .00%           .00%
                  90 Days and Over                       .00%           .00%

TRUST 1996-D (July 1, 1997 through June 30, 1998)

         Class A Certificate Balance                      $28,314,722
         Class A Pass Through Rate                               6.10%
         Class B Certificate Balance                      $ 1,590,715
         Class B Pass Through Rate                               6.65%
         Class C Certificate Balance                      $ 1,908,858
         Subordinated Spread Account Balance              $ 3,516,075
         Distributions Allocable to Principal             $24,436,550
         Distributions Allocable to Interest              $ 8,305,008
         Servicing Fees Paid or accrued to Servicer       $ 1,549,012
         Net Losses                                       $ 4,519,576
         Net Liquidation Proceeds Received                $ 3,105,757
         Number of Charged off Accounts                           912
         Gross Principal Balance of Liquidated Accounts   $ 8,865,008
         Recoveries of Previously Liquidated Contracts    $ 1,239,675
         Average Annualized Net Loss Ratio                       9.93%
         Number of Accounts in Repossession as of
            June 30, 1998                                          66


                                                      Number of        Dollar
                                                      Contracts        Amount
                                                      ---------        ------
         Average Delinquency Ratios
                  30-59 Days Delinquent                 2.98%          2.98%
                  60-89 Days Delinquent                  .00%           .00%
                  90 Days and over                       .00%           .00%

ITEM 3.          LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                                    PART II.

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

There were 18 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1995-A. There were 2 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1996-A. There were 10 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1996-B. There was 1 holder of record for both the Class A and Class B Certificates of Trust 1996-C. There were 13 and 1 holders of record for both the Class A and Class B Certificates, respectively, of Trust 1996-D.

There is no established public trading market for any of the certificates.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.


                                    PART III


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                              Name and           Amount and Nature
     Title of          Address of Beneficial  of Beneficial Ownership  Percent of
      Class                    Owner             (in thousands)          Class
-------------------    ---------------------  -----------------------  ----------

Trust 1995-A           Bank of New York                $ 5,710             39%
6.15% Asset Backed     925 Patterson Plank Rd
Certificates, Class A  Secaucus, NJ  07094

                       UMB Bank, N.A.                  $ 3,582             24%
                       P.O. Box 419260
                       Kansas City, OH 64141

                       Chase Manhattan Bank            $ 1,863             13%
                       4 New York Plaza
                       New York, NY  10004



                              Name and           Amount and Nature
     Title of          Address of Beneficial  of Beneficial Ownership  Percent of
      Class                    Owner             (in thousands)          Class
-------------------    ---------------------  -----------------------  ----------

Trust 1995-A           State Street Bank and         $  1,509               10%
6.15% Asset Backed        Trust Company
Certificates, Class A  P.O. Box 1631
(continued)            Boston, MA  02105

                       Northern Trust Co.            $  1,107                8%
                       801 S. Canal
                       Chicago, IL  60607

Trust 1995-A           State Street Bank and         $    977              100%
6.45% Asset Backed       Trust Company
Certificates, Class B  P.O. Box 1631
                       Boston, MA  02105

Trust 1996-A           Bank of New York              $  6,003               72%
5.45% Asset Backed     925 Patterson Plank Rd
Certificates, Class A  Secaucus, NJ  07094

                       Chase Manhattan  Bank         $  2,308               28%
                       4 New York Plaza
                       New York, NY  10004

Trust 1996-A           Brown Brothers Harriman       $    554              100%
5.80% Asset Backed     63 Wall Street, 8th Floor
Certificates, Class B  New York, NY  10005

Trust 1996-B           Bank of New York              $  6,932               56%
6.60% Asset Backed     925 Patterson Plank Rd
Certificates, Class A  Secaucus, NJ  07094

                       Chase Manhattan Bank          $  3,429               28%
                       4 New York Plaza
                       New York, NY  10004

                       Bank of America               $    832                7%
                         Personal Trust
                       555 S. Flower St.
                       Los Angeles, CA  90071

Trust 1996-B           State Street Bank and         $    691              100%
7.05% Asset Backed        Trust Company
Certificates, Class B  P.O. Box 1631
                       Boston, MA  02105

Trust 1996-C           Bank of New York              $ 18,698              100%
6.45% Asset Backed     925 Patterson Plank Rd.
Certificates, Class A  Secaucus, NJ  07094


                              Name and           Amount and Nature
     Title of          Address of Beneficial  of Beneficial Ownership  Percent of
      Class                    Owner             (in thousands)          Class
-------------------    ---------------------  -----------------------  ----------


Trust 1996-C           First National Bank of       $  1,050               100%
6.95% Asset Backed        Maryland
Certificates, Class B  25 S. Charles Street
                       Baltimore, MD  21201

Trust 1996-D           Bank of New York             $ 13,562                47%
6.10% Asset Backed     925 Patterson Plank Rd.
Certificates, Class A  Secaucus, NJ  07094

                       Boston Safe Deposit          $  8,613                30%
                        c/o Mellon Bank N.A.
                       Three Mellon Bank Center
                       Pittsburgh, PA  15259

                       Northern Trust Co.           $  2,407                 9%
                       801 S. Canal
                       Chicago, IL  60607


Trust 1996-D           First National Bank of       $  1,591               100%
6.65% Asset Backed         Maryland
Certificates, Class B  25 S. Charles Street
                       Baltimore, MD  21201



ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

                 (a)(1)  FINANCIAL STATEMENTS

                 Not applicable.

                 (a)(2)  FINANCIAL STATEMENT SCHEDULES

                 Not applicable.

                  (a) (3)  EXHIBITS


                  Designation                     Description                      Method of Filing
                  -----------                     -----------                      ----------------

                  Exhibit 19.1              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period July 1 -             AFG Receivables Corp.
                                            to July 31, 1997                    Current Report on Form
                                                                                8-K dated August 27,
                                                                                1997 and incorporated
                                                                                herein by reference

                  Exhibit 19.2              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period August 1 -           AFG Receivables Corp.
                                            to August 31, 1997                  Current Report on Form
                                                                                8-K dated September 24,
                                                                                1997 and incorporated
                                                                                herein by reference.

                  Exhibit 19.3              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period September 1-         AFG Receivables Corp.
                                            to September 30, 1997               Current Report on Form
                                                                                8-K dated October 29,
                                                                                1997 and incorporated
                                                                                herein by reference.

                  Exhibit 19.4              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period October 1-           AFG Receivables Corp.
                                            to October 31, 1997                 Current Report on Form
                                                                                8-K dated November 20,
                                                                                1997 and incorporated
                                                                                herein by reference.

                  Exhibit 19.5              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period November 1-          AFG Receivables Corp.
                                            to November 30, 1997                Current Report on Form
                                                                                8-K dated December 26,
                                                                                1997 and incorporated
                                                                                herein by reference

                  Exhibit 19.6              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period December 1-          AFG Receivables Corp.
                                            to December 31, 1997                Current Report on Form
                                                                                8-K dated January 28,
                                                                                1998 and incorporated
                                                                                herein by reference.


                  Designation                     Description                      Method of Filing
                  -----------                     -----------                      ----------------

                  Exhibit 19.7              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period January 1-           AFG Receivables Corp.
                                            to January 31, 1998                 Current Report on Form
                                                                                8-K dated February 23,
                                                                                1998 and incorporated
                                                                                herein by reference.

                  Exhibit 19.8              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period February 1-          AFG Receivables Corp.
                                            to February 28, 1998                Current Report on Form
                                                                                8-K dated March 25,
                                                                                1998 and incorporated
                                                                                herein by reference.

                  Exhibit 19.9              Notification of change              AFG Receivables Corp.
                                            in Servicer as of                   Current Report on Form
                                            April 1, 1998                       8-K dated April 2,
                                                                                1998 and incorporated
                                                                                herein by reference

                  Exhibit 19.10             Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period March 1-             AFG Receivables Corp.
                                            to March 31, 1998                   Current Report on Form
                                                                                8-K dated April 29,
                                                                                1998 and incorporated
                                                                                herein by reference..

                  Exhibit 19.11             Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period April 1-             AFG Receivables Corp.
                                            to April 30, 1998                   Current Report on Form
                                                                                8-K dated May 26,
                                                                                1998 and incorporated
                                                                                herein by reference.

                  Exhibit 19.12             Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period May 1-               AFG Receivables Corp.
                                            to May 31, 1998                     Current Report on Form
                                                                                8-K dated June 26,
                                                                                1998 and incorporated
                                                                                herein by reference.

                  Exhibit 19.13             Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period June 1-              AFG Receivables Corp.
                                            to June 30, 1998                    Current Report on Form
                                                                                8-K dated July 27,
                                                                                1998 and incorporated
                                                                                herein by reference.


                  Designation                     Description                      Method of Filing
                  -----------                     -----------                      ----------------


                  Exhibit 99.1              Officers Certificate dated as       Filed with this report.
                                            of June 30, 1998

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

Date: September 25, 1998      AFG Receivables Trust, 1995-A
                              AFG Receivables Trust, 1996-A
                              AFG Receivables Trust, 1996-B
                              AFG Receivables Trust, 1996-C
                              AFG Receivables Trust, 1996-D


                              By: Key Bank USA, National Association, successor
                                   to AutoFinance Group, Inc., as servicer

                              By: /s/ Thomas R. Blend
                                  ------------------------------
                              Name:  Thomas R. Blend
                              Title: Vice President