Form 10-K405
period 1999-06-30
AFG RECEIVABLES CORP
filed 1999-09-30
CIK 927655

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______ .



         AFG RECEIVABLES TRUST, 1995-A                     33-82064
         AFG RECEIVABLES TRUST, 1996-A                     33-99536
         AFG RECEIVABLES TRUST, 1996-B                     33-99536
         AFG RECEIVABLES TRUST, 1996-C                     33-99536
         AFG RECEIVABLES TRUST, 1996-D                     33-99536
         -----------------------------                     --------
         Exact Name of registrant as specified            Commission
                  in its charter                          file number


                 California                                36-3792182
         ------------------------------                    ----------
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

ITEM 2.           PROPERTIES

The following table sets forth the aggregate information for the respective Trusts for the period indicated:

TRUST 1995-A (July, 1 1998 through June 30, 1999, Trust was called by servicer June 15, 1999)

         Class A Certificate Balance                          $ 0
         Class A Pass Through Rate                                  6.15%
         Class B Certificate Balance                          $ 0
         Class B Pass Through Rate                                  6.45%
         Class C Certificate Balance                          $ 0
         Subordinated Spread Account Balance                  $ 0
         Distributions Allocable to Principal                 $16,284,352
         Distributions Allocable to Interest                  $ 1,959,093
         Servicing Fees Paid or accrued to Servicer           $   343,923
         Net Losses (recoveries)                             ($   154,463)
         Net Liquidation Proceeds Received                    $   233,286
         Number of Charged off Accounts                               289
         Gross Principal Balance of Liquidated Accounts       $   999,203
         Recoveries of Previously Liquidated Contracts        $   920,381
         Average Annualized Net Loss Ratio                          -2.93%
         Number of Accounts in Repossession as of
            June 30, 1999                                       0

                                       Number of          Dollar
                                       Contracts          Amount
                                       ---------          ------
Delinquency Ratios
     30-59 Days Delinquent               0.00%            0.00%
     60-89 Days Delinquent               0.00%            0.00%
     90 Days and Over                    0.00%            0.00%

ITEM 2.  (continued)       PROPERTIES

TRUST 1996-A (July 1, 1998 through June 30, 1999)

         Class A Certificate Balance                          $ 3,052,123
         Class A Pass Through Rate                                  5.45%
         Class B Certificate Balance                          $   203,475
         Class B Pass Through Rate                                  5.80%
         Class C Certificate Balance                          $   135,650
         Subordinated Spread Account Balance                  $   800,116
         Distributions Allocable to Principal                 $ 5,843,990
         Distributions Allocable to Interest                  $ 1,228,551
         Servicing Fees Paid or accrued to Servicer           $   222,524
         Net Losses                                           $    73,076
         Net Liquidation Proceeds Received                    $   251,210
         Number of Charged off Accounts                               148
         Gross Principal Balance of Liquidated Accounts       $   735,964
         Recoveries of Previously Liquidated Contracts        $   427,052
         Average Annualized Net Loss Ratio                          0.47%
         Number of Accounts in Repossession as of
            June 30, 1999                                               4
                                   Number of            Dollar
                                   Contracts            Amount
                                   ---------            ------
Delinquency Ratios
    30-59 Days Delinquent            2.29%              2.39%
    60-89 Days Delinquent            0.00%              0.00%
    90 Days and Over                 0.00%              0.00%

TRUST 1996-B (July 1, 1998 through June 30, 1999)

         Class A Certificate Balance                          $ 4,937,670
         Class A Pass Through Rate                                  6.60%
         Class B Certificate Balance                          $   277,397
         Class B Pass Through Rate                                  7.05%
         Class C Certificate Balance                          $   332,877
         Subordinated Spread Account Balance                  $ 1,000,208
         Distributions Allocable to Principal                 $ 8,282,642
         Distributions Allocable to Interest                  $ 1,851,976
         Servicing Fees Paid or accrued to Servicer           $   338,074
         Net Losses                                           $   472,881
         Net Liquidation Proceeds Received                    $   478,630
         Number of Charged off Accounts                               246
         Gross Principal Balance of Liquidated Accounts       $ 1,529,973
         Recoveries of Previously Liquidated Contracts        $   578,462
         Average Annualized Net Loss Ratio                          4.32%
         Number of Accounts in Repossession as of
             June 30, 1999                                              8
                                       Number of         Dollar
                                       Contracts         Amount
                                       ---------         ------
Delinquency Ratios
    30-59 Days Delinquent                2.25%           2.02%
    60-89 Days Delinquent                0.00%           0.00%
    90 Days and over                     0.00%           0.00%

ITEM 2.  (continued)       PROPERTIES

TRUST 1996-C (July 1, 1998 through June 30, 1999)

         Class A Certificate Balance                          $ 8,353,499
         Class A Pass Through Rate                                  6.45%
         Class B Certificate Balance                          $   469,298
         Class B Pass Through Rate                                  6.95%
         Class C Certificate Balance                          $   563,157
         Subordinated Spread Account Balance                  $ 1,200,179
         Distributions Allocable to Principal                 $11,623,493
         Distributions Allocable to Interest                  $ 2,923,350
         Servicing Fees Paid or accrued to Servicer           $   533,380
         Net Losses                                           $   733,675
         Net Liquidation Proceeds Received                    $   721,672
         Number of Charged off Accounts                               320
         Gross Principal Balance of Liquidated Accounts       $ 2,133,143
         Recoveries of Previously Liquidated Contracts        $   677,796
         Average Annualized Net Loss Ratio                          4.09%
         Number of Accounts in Repossession as of
            June 30, 1999                                              25

                                       Number of        Dollar
                                       Contracts        Amount
                                       ---------        ------
Delinquency Ratios
    30-59 Days Delinquent               2.51%           2.56%
    60-89 Days Delinquent               0.00%           0.00%
    90 Days and Over                    0.00%           0.00%

TRUST 1996-D (July 1, 1998 through June 30, 1999)

         Class A Certificate Balance                          $13,944,666
         Class A Pass Through Rate                                  6.10%
         Class B Certificate Balance                          $   783,408
         Class B Pass Through Rate                                  6.65%
         Class C Certificate Balance                          $   940,090
         Subordinated Spread Account Balance                  $ 1,880,180
         Distributions Allocable to Principal                 $16,146,130
         Distributions Allocable to Interest                  $ 4,546,348
         Servicing Fees Paid or accrued to Servicer           $   834,334
         Net Losses                                           $ 1,619,224
         Net Liquidation Proceeds Received                    $ 1,263,767
         Number of Charged off Accounts                               534
         Gross Principal Balance of Liquidated Accounts       $ 3,865,003
         Recoveries of Previously Liquidated Contracts        $   982,012
         Average Annualized Net Loss Ratio                          6.31%
         Number of Accounts in Repossession as of
             June 30, 1999                                             19
                                        Number of        Dollar
                                        Contracts        Amount
                                        ---------        ------
Delinquency Ratios
    30-59 Days Delinquent                2.67%           2.82%
    60-89 Days Delinquent                0.00%           0.00%
    90 Days and over                     0.00%           0.00%

ITEM 3.                    LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                                    PART II.

ITEM 5.                    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                           STOCKHOLDER MATTERS

There were 2 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1996-A. There were 7 and 1 holders of record for the Class A and Class B Certificates, respectively, of Trust 1996-B. There was 1 holder of record for both the Class A and Class B Certificates, of Trust 1996-C. There were 12 and 1 holders of record for both the Class A and Class B Certificates, respectively, of Trust 1996-D.

There is no established public trading market for any of the certificates.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.


                                    PART III


ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT.

                                           Name and              Amount and Nature
     Title of                       Address of Beneficial      of Beneficial Ownership       Percent of
       Class                                 Owner                 (in thousands)               Class
- ---------------------               ----------------------     -----------------------       ----------
Trust 1996-A                        Bank of New York                  $ 2,204                    72%
5.45% Asset Backed                  925 Patterson Plank Rd
Certificates, Class A               Secaucus, NJ  07094

                                    Chase Manhattan   Bank            $   848                    28%
                                    4 New York Plaza
                                    New York, NY  10004

Trust 1996-A                        Chase Manhattan Bank              $   203                   100%
5.80% Asset Backed                  4 New York Plaza
Certificates, Class B               New York, NY  10004

Trust 1996-B                        Bank of New York                  $ 2,773                    56%
6.60% Asset Backed                  925 Patterson Plank Rd
Certificates, Class A               Secaucus, NJ  07094

                                           Name and                Amount and Nature
     Title of                       Address of Beneficial       of Beneficial Ownership    Percent of
       Class                               Owner                    (in thousands)           Class
- ---------------------               ---------------------       -----------------------    ----------
Trust 1996-B                        Chase Manhattan Bank               $ 1,109                22%
6.60% Asset Backed                  4 New York Plaza
Certificates, Class A               New York, NY  10004
(continued)

                                    State Street Bank and              $    661               13%
                                       Trust Company
                                    1776 Heritage Drive
                                    No. Quincy, MA  02171

                                    Bank of America                    $    334                7%
                                      Personal Trust
                                    555 S. Flower St.
                                    Los Angeles, CA  90071

Trust 1996-B                        Sate Street Bank and               $    277              100%
7.05% Asset Backed                     Trust Company
Certificates, Class B               1776 Heritage Drive
                                    No. Quincy, MA  02171

Trust 1996-C                        Bank of New York                   $  8,353              100%
6.45% Asset Backed                  925 Patterson Plank Rd.
Certificates, Class A               Secaucus, NJ  07094

Trust 1996-C                        Allfirst  Bank                     $    469              100%
6.95% Asset Backed                   25 S. Charles
Street                              Baltimore, MD  21201
Certificates, Class B

Trust 1996-D                        Bank of New York                   $  6,679               48%
6.10% Asset Backed                  925 Patterson Plank Rd.
Certificates, Class A               Secaucus, NJ  07094

                                    State Street Bank and              $  2,554               18%
                                        Trust Company
                                    1776 Heritage Drive
                                    No. Quincy, MA  02171

                                    Boston Safe Deposit                $  2,116               15%
                                     c/o Mellon Bank N.A.
                                    Three Mellon Bank Center
                                    Pittsburgh, PA  15259

                                    Northern Trust Co.                 $  1,185                9%
                                    801 S. Canal
                                    Chicago, IL  60607


                                          Name and                Amount and Nature
     Title of                       Address of Beneficial      of Beneficial Ownership      Percent of
       Class                               Owner                   (in thousands)              Class
- ---------------------               ---------------------      -----------------------        --------
Trust 1996-D                        Allfirst Bank                      $ 783                    100%
6.65% Asset Backed                  110 S. Paca St.
Certificates, Class B               Baltimore, MD  21201


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

                  (a) (2)  FINANCIAL STATEMENT SCHEDULES

                  Not applicable.

                  (a) (3)  EXHIBITS

                  Designation                     Description                      Method of Filing
                  -----------                     -----------                      ----------------
                  Exhibit 19.1              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period July 1 -             AFG Receivables Corp.
                                            to July 31, 1998                    Current Report on Form
                                                                                8-K dated August 27,
                                                                                1998 and incorporated
                                                                                herein by reference

                  Exhibit 19.2              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period August 1 -           AFG Receivables Corp.
                                            to August 31, 1998                  Current Report on Form
                                                                                8-K dated September 29,
                                                                                1998 and incorporated
                                                                                herein by reference.

                  Exhibit 19.3              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period September 1-         AFG Receivables Corp.
                                            to September 30, 1998               Current Report on Form
                                                                                8-K dated October 26,
                                                                                1998 and incorporated
                                                                                herein by reference.


                  Designation                     Description                      Method of Filing
                  -----------                     -----------                      ----------------
                  Exhibit 19.4              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period October 1-           AFG Receivables Corp.
                                            to October 31, 1998                 Current Report on Form
                                                                                8-K dated November 24,
                                                                                1998 and incorporated
                                                                                herein by reference.

                  Exhibit 19.5              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period November 1-          AFG Receivables Corp.
                                            to November 30, 1998                Current Report on Form
                                                                                8-K dated December 18,
                                                                                1998 and incorporated
                                                                                herein by reference

                  Exhibit 19.6              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period December 1-          AFG Receivables Corp.
                                            to December 31, 1998                Current Report on Form
                                                                                8-K dated January 26,
                                                                                1999 and incorporated
                                                                                herein by reference.

                  Exhibit 19.7              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period January 1-           AFG Receivables Corp.
                                            to January 31, 1999                 Current Report on Form
                                                                                8-K dated February 23,
                                                                                1999 and incorporated
                                                                                herein by reference.

                  Exhibit 19.8              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period February 1-          AFG Receivables Corp.
                                            to February 28, 1999                Current Report on Form
                                                                                8-K dated March 24,
                                                                                1999 and incorporated
                                                                                herein by reference.

                  Exhibit 19.9              Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period March 1-             AFG Receivables Corp.
                                            to March 31, 1999                   Current Report on Form
                                                                                8-K dated April 26,
                                                                                1999 and incorporated
                                                                                herein by reference..

                  Exhibit 19.10             Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period April 1-             AFG Receivables Corp.
                                            to April 30, 1999                   Current Report on Form
                                                                                8-K dated May 26,
                                                                                1999 and incorporated
                                                                                herein by reference.


                  Designation                     Description                      Method of Filing
                  -----------                     -----------                      ----------------
                  Exhibit 19.11             Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period May 1-               AFG Receivables Corp.
                                            to May 31, 1999                     Current Report on Form
                                                                                8-K dated June 28,
                                                                                1999 and incorporated
                                                                                herein by reference.

                  Exhibit 19.12             Monthly Servicing Report -          Filed as Exhibit 20 to
                                            for the period June 1-              AFG Receivables Corp.
                                            to June 30, 1999                    Current Report on Form
                                                                                8-K dated July 27,
                                                                                1999 and incorporated
                                                                                herein by reference.

                  Exhibit 99.1              Officers Certificate dated as       Filed with this report.
                                            of June 30, 1999

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

Date: September 24, 1999          AFG Receivables Trust, 1995-A
                                  AFG Receivables Trust, 1996-A
                                  AFG Receivables Trust, 1996-B
                                  AFG Receivables Trust, 1996-C
                                  AFG Receivables Trust, 1996-D


                                  By: Key Bank USA, National Association,
                                  successor to AutoFinance Group, Inc., as
                                  servicer

                                  By: /s/ Thomas R. Blend
                                      -------------------
                                  Name:  Thomas R. Blend
                                  Title: Vice President