Form 10-K405
period 2000-06-30
AFG RECEIVABLES CORP
filed 2000-09-28
CIK 927655

FORM 10-K
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______.

AFG RECEIVABLES TRUST, 1996-A	33-99536

AFG RECEIVABLES TRUST, 1996-B	33-99536

AFG RECEIVABLES TRUST, 1996-C	33-99536

AFG RECEIVABLES TRUST, 1996-D	33-99536

Exact Name of registrant as specified in its charter	Commission file number

California	36-3792182

State or other jurisdiction of incorporation or organization	IRS Employer Identification Number

Oakmont Circle 1, 601 Oakmont Lane
Westmont, Illinois 60559-5549
(Address of Principal Executive Office)

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  X  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.       BUSINESS

Each Trust was formed pursuant to a Pooling and Servicing Agreement between AFG Receivables Corporation as Seller, AutoFinance Group, Inc. (now known as Key Bank USA, National Association) as Servicer, and The Chase Manhattan Bank (formerly known as Chemical Bank) as Trustee dated February 1, 1996 for Trust 1996-A, May 1, 1996 for Trust 1996-B, August 1, 1996 for Trust 1996-C and November 1, 1996 for Trust 1996-D. The Trusts have each issued asset backed certificates. The Trusts include retail installment contracts secured by new and used automobiles and light trucks. All Trusts have been called during the year ended June 30, 2000.

ITEM 2.       PROPERTIES

TRUST 1996-A (July 1, 1999 through August 31, 1999, Trust was called August 16, 1999)

Class A Certificate Balance	$0

Class A Pass through Rate	5.45%

Class B Certificate Balance	$0

Class B Pass through Rate	5.80%

Class C Certificate Balance	$0

Subordinated Spread Account Balance	$0

Distributions Allocable to Principal	$3,391,248

Distributions Allocable to Interest	$56,752

Servicing Fees Paid or accrued to Servicer	$9,891

Net Losses	$-21,423

Net Liquidation Proceeds Received	$7,687

Number of Charged off Accounts	3

Gross Principal Balance of Liquidated Accounts	$17,488

Recoveries of Previously Liquidated Contracts	$31,224

Average Annualized Net Loss Ratio	-7.58%

Number of Accounts in Repossession as of June 30, 2000	0

	Number of	Dollar
	Contracts	Amount

Delinquency Ratios
30-59 Days Delinquent	0.00%	0.00%

60-89 Days Delinquent	0.00%	0.00%

90 Days and Over	0.00%	0.00%

ITEM 2. (continued)        PROPERTIES

TRUST 1996-B (July 1, 1999 through October 31, 1999, Trust was called October 15, 1999)

Class A Certificate Balance	$0

Class A Pass Through Rate	6.60%

Class B Certificate Balance	$0

Class B Pass Through Rate	7.05%

Class C Certificate Balance	$0

Subordinated Spread Account Balance	$0

Distributions Allocable to Principal	$5,547,944

Distributions Allocable to Interest	$253,426

Servicing Fees Paid or accrued to Servicer	$44,397

Net Losses	$10,150

Net Liquidation Proceeds Received	$16,007

Number of Charged off Accounts	31

Gross Principal Balance of Liquidated Accounts	$135,166

Recoveries of Previously Liquidated Contracts	$109,008

Average Annualized Net Loss Ratio	.98%

Number of Accounts in Repossession as of June 30, 2000	0

	Number of	Dollar
	Contracts	Amount

Delinquency Ratios
30-59 Days Delinquent	0.00%	0.00%

60-89 Days Delinquent	0.00%	0.00%

90 Days and over	0.00%	0.00%

TRUST 1996-C (July 1, 1999 through January 31, 2000, Trust was called January 18, 2000)

Class A Certificate Balance	$0

Class A Pass Through Rate	6.45%

Class B Certificate Balance	$0

Class B Pass Through Rate	6.95%

Class C Certificate Balance	$0

Subordinated Spread Account Balance	$0

Distributions Allocable to Principal	$9,385,953

Distributions Allocable to Interest	$739,628

Servicing Fees Paid or accrued to Servicer	$132,537

Net Losses	$26,195

Net Liquidation Proceeds Received	$143,767

Number of Charged off Accounts	103

Gross Principal Balance of Liquidated Accounts	$453,376

Recoveries of Previously Liquidated Contracts	$283,415

Average Annualized Net Loss Ratio	.34%

Number of Accounts in Repossession as of June 30, 2000	0

	Number of	Dollar
	Contracts	Amount

Delinquency Ratios
30-59 Days Delinquent	0.00%	0.00%

60-89 Days Delinquent	.00%	.00%

90 Days and Over	.00%	.00%

ITEM 2. (continued)        PROPERTIES

TRUST 1996-D (July 1, 1999 through May 31, 2000, Trust was called May 15, 2000)

Class A Certificate Balance	$0

Class A Pass Through Rate	6.10%

Class B Certificate Balance	$0

Class B Pass Through Rate	6.65%

Class C Certificate Balance	$0

Subordinated Spread Account Balance	$0

Distributions Allocable to Principal	$15,668,164

Distributions Allocable to Interest	$1,854,972

Servicing Fees Paid or accrued to Servicer	$330,954

Net Losses	$198,903

Net Liquidation Proceeds Received	$296,924

Number of Charged off Accounts	217

Gross Principal Balance of Liquidated Accounts	$1,055,547

Recoveries of Previously Liquidated Contracts	$559,721

Average Annualized Net Loss Ratio	1.79%

Number of Accounts in Repossession as of June 30, 2000	0

	Number of	Dollar
	Contracts	Amount

Delinquency Ratios
30-59 Days Delinquent	0.00%	0.00%

60-89 Days Delinquent	.00%	.00%

90 Days and over	.00%	.00%

ITEM 3.	LEGAL PROCEEDINGS

Nothing to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Nothing to report. All Trusts have been called during the year ended June 30, 2000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Nothing to report. All Trusts have been called during the year ended June 30, 2000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

Not applicable.

(a) (2) FINANCIAL STATEMENT SCHEDULES

Not applicable.

(a) (3) EXHIBITS

Designation	Description	Method of Filing

Exhibit 19.1	Monthly Servicing Report - for the period July 1 - To July 31, 1999	Filed as Exhibit 20 to AFG Receivables Corp. Current Report on Form 8-K dated August 26, 1999 and incorporated herein by reference

Exhibit 19.2	Monthly Servicing Report - for the period August 1 - To August 31, 1999	Filed as Exhibit 20 to AFG Receivables Corp. Current Report on Form 8-K dated September 28, 1999 and incorporated herein by reference

Exhibit 19.3	Monthly Servicing Report - for the period September 1- To September 30, 1999	Filed as Exhibit 20 to AFG Receivables Corp. Current Report on Form 8-K dated October 25, 1999 and incorporated herein by reference

ITEM 14. (continued)

Exhibit 19.4	Monthly Servicing Report - for the period October 1- To October 31, 1999	Filed as Exhibit 20 to AFG Receivables Corp. Current Report on Form 8-K dated November 23, 1999 and incorporated herein by reference

Exhibit 19.5	Monthly Servicing Report - for the period November 1- To November 30, 1999	Filed as Exhibit 20 to AFG Receivables Corp. Current Report on Form 8-K dated December 21, 1999 and incorporated herein by reference

Exhibit 19.6	Monthly Servicing Report - for the period December 1- To December 31, 1999	Filed as Exhibit 20 to AFG Receivables Corp. Current Report on Form 8-K dated January 27, 2000 and incorporated herein by reference

Exhibit 19.7	Monthly Servicing Report - for the period January 1- To January 31, 2000	Filed as Exhibit 20 to AFG Receivables Corp. Current Report on Form 8-K dated February 25, 2000 and incorporated herein by reference

Exhibit 19.8	Monthly Servicing Report - for the period February 1- To February 29, 2000	Filed as Exhibit 20 to AFG Receivables Corp. Current Report on Form 8-K dated March 16, 1999 and incorporated herein by reference

Exhibit 19.9	Monthly Servicing Report - for the period March 1- To March 31, 2000	Filed as Exhibit 20 to AFG Receivables Corp. Current Report on Form 8-K dated April 25, 2000 and incorporated herein by reference.

Exhibit 19.10	Monthly Servicing Report - for the period April 1- To April 30, 2000	Filed as Exhibit 20 to AFG Receivables Corp. Current Report on Form 8-K dated May 25, 2000 and incorporated herein by reference

ITEM 14. (continued)

Exhibit 99.1	Officers Certificate dated as Of June 30, 2000	Filed with this report.

Exhibit 99.2	Report of Independent Accountants on internal control over securitized receivables	Filed with this report.

Exhibit 99.3	Management’s Report on Internal Control over Securitized Receivables	Filed with this report

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 26, 2000	AFG Receivables Trust, 1996-A

AFG Receivables Trust, 1996-B

AFG Receivables Trust, 1996-C

AFG Receivables Trust, 1996-D

By: Key Bank USA, National Association, successor to AutoFinance Group, Inc., as servicer

By: /s/ Michael R. Cavalco

Name: Michael R. Cavalco

Title: Vice President